Form 10-Q
period 1996-03-31
AMERICAN STUDIOS INC
filed 1996-05-15
CIK 883032

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1996

                                       or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________________ to ___________________

Commission File Number:   0-20510


                             AMERICAN STUDIOS, INC.
             (Exact name of registrant as specified in its charter)



                  North Carolina                                56-1758321
    (State or other jurisdiction of incorporation           (I.R.S. Employer
             or organization)                             Identification Number)


               11001 Park Charlotte Boulevard, Charlotte, NC 28273
                     (Address of principal executive office)
                                   (Zip Code)

                                 (704) 588-4351
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X    No

                      APPLICABLE ONLY TO CORPORATE ISSUES:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         Class                              Outstanding at March 31, 1996

Common Stock, $.001 par value                        21,433,160

                     AMERICAN STUDIOS, INC. AND SUBSIDIARIES


                                      INDEX



PART I. FINANCIAL INFORMATION
         Item 1.  Financial Statements                                       Page No.
               Consolidated Balance Sheets -
               March 31, 1996 and December 31, 1995                             1

               Consolidated Statements of Operations -
               Thirteen Weeks Ended March 31, 1996
               and April 2, 1995                                                2

               Consolidated Statements of Shareholders' Equity -
               Thirteen Weeks Ended
               March 31, 1996 and April 2, 1995                                 3

               Consolidated Statements of Cash Flows -
               Thirteen Weeks Ended
               March 31, 1996 and April 2, 1995                                 4

               Condensed Notes to Consolidated Financial Statements             5

      Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                        7

PART II. OTHER INFORMATION

      Item 6. Exhibits and Reports on Form 8-K                                  10

                     AMERICAN STUDIOS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)



                                                                                                           March 31, December 31,
ASSETS                                                                                                         1996        1995
                                                                                                           --------    --------

CURRENT ASSETS:
Cash                                                                                                       $    564    $  1,681
Accounts receivable:
  Trade                                                                                                         623         809
  Employees, principally travel advances                                                                         74         183
  Income tax receivable                                                                                       1,327       1,365
Inventories                                                                                                   2,604       3,027
Prepaid expenses and other                                                                                      446         491
                                                                                                           --------    --------
     Total current assets                                                                                     5,638       7,556

PROPERTY, PLANT AND EQUIPMENT, NET                                                                           28,287      30,010

NON-COMPETE AGREEMENTS AND OTHER INTANGIBLE ASSETS                                                            4,323       4,485

DEFERRED TAX ASSET                                                                                            1,301       1,301

OTHER ASSETS                                                                                                    469         478
                                                                                                           --------    --------

TOTAL                                                                                                      $ 40,018    $ 43,830
                                                                                                           ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of long-term obligations                                                                   $ 12,826    $  7,240
Trade accounts payable                                                                                        4,632       4,324
Commissions payable to Wal-Mart Stores, Inc.                                                                  1,178       2,232
Salaries, commissions and bonuses                                                                             1,681       1,809
Taxes (other than income)                                                                                     1,226       1,974
Self-insurance reserves                                                                                       2,618       2,447
Other                                                                                                           796         753
                                                                                                           --------    --------

     Total current liabilities                                                                               24,957      20,779
                                                                                                           --------    --------

LONG TERM DEBT                                                                                                6,250      10,380

SHAREHOLDERS' EQUITY:
Preferred stock - $1.00 par value (authorized 1,000,000 shares; no
   shares issued)                                                                                              --          --
Common stock - $.001 par value (authorized 70,000,000 shares;
   outstanding 21,433,160 and 21,393,465 shares, respectively)                                                   21          21
Additional paid-in capital                                                                                   12,794      12,794
Deficit                                                                                                      (4,080)       (223)
Cumulative foreign currency translation adjustments                                                              76          79
                                                                                                           --------    --------

     Total shareholders' equity                                                                               8,811      12,671
                                                                                                           --------    --------

TOTAL                                                                                                      $ 40,018    $ 43,830
                                                                                                           ========    ========


See condensed notes to consolidated financial statements.

                     AMERICAN STUDIOS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)



                                                          Thirteen
                                                           Weeks
                                                           Ended
                                               ----------------------------
                                                  March 31,      April 2,
                                               --------------  ------------
                                                    1996            1995
                                               --------------  ------------


NET SALES                                       $     19,597    $     18,678

COST OF SALES                                         18,517          16,239
                                                ------------    ------------

GROSS PROFIT                                           1,080           2,439

GENERAL AND ADMINISTRATIVE EXPENSES                    4,331           4,083
AMORTIZATION OF NON-COMPETE AGREEMENTS
     AND OTHER INTANGIBLE ASSETS                         162             168
FOREIGN EXCHANGE LOSSES (GAINS)                           (6)            128
                                                ------------    ------------

LOSS BEFORE INTEREST                                  (3,407)         (1,940)

INTEREST                                                 450              21
                                                ------------    ------------

LOSS BEFORE INCOME TAXES                              (3,857)         (1,961)

INCOME TAX BENEFIT                                      --              (828)
                                                ------------    ------------

NET LOSS                                        ($     3,857)   ($     1,133)
                                                ============    ============



NET LOSS PER COMMON SHARE                       ($      0.18)   ($      0.05)
                                                ============    ============

CASH DIVIDEND PER COMMON SHARE                          --      $       0.02
                                                ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
     AND COMMON STOCK EQUIVALENTS                 21,433,160      21,424,172
                                                ============    ============


See condensed notes to consolidated financial statements.

                     AMERICAN STUDIOS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  (Dollars in thousands, except per share data)
                                   (Unaudited)



                                  ----------------------------FOR THE THIRTEEN WEEKS ENDED-----------------------------

                                                                                RETAINED      CUMULATIVE       TOTAL
                                       COMMON STOCK           ADDITIONAL        EARNINGS     TRANSLATION   SHAREHOLDERS'
                                 -------------------------
                                   SHARES        AMOUNT     PAID-IN CAPITAL    (DEFICIT)     ADJUSTMENTS     EQUITY
                                 -----------  ------------    ------------    -----------    -----------  ------------
BALANCE AT DECEMBER 31, 1994     21,426,465    $        21    $    12,871    $     6,626    $         7   $    19,525

NET LOSS                                                                          (1,133)                      (1,133)


CASH DIVIDEND DECLARED ($.02
   PER SHARE)                                                                       (429)                        (429)

ACQUISITION OF COMPANY STOCK        (33,000)          (102)          (102)

FOREIGN CURRENCY TRANSLATION
   ADJUSTMENT                                                                                        58             58

                                -----------    -----------    -----------    -----------    -----------   -----------
BALANCE AT APRIL 2, 1995         21,393,465    $        21    $    12,769    $     5,064    $        65   $    17,919
                                ===========    ===========    ===========    ===========    ===========   ===========





BALANCE AT DECEMBER 31, 1995     21,433,160    $        21    $    12,794    ($      223)   $        79   $    12,671

NET LOSS                                                                          (3,857)                      (3,857)

FOREIGN CURRENCY TRANSALATION
   ADJUSTMENT                                                                                        (3)           (3)

                                -----------    -----------    -----------    -----------    -----------   -----------
BALANCE AT MARCH 31, 1996        21,433,160    $        21    $    12,794    ($    4,080)   $        76   $     8,811
                                ===========    ===========    ===========    ===========    ===========   ===========




See condensed notes to consolidated financial statements.

                     AMERICAN STUDIOS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)




                                                                               Thirteen Weeks Ended
                                                                             ------------------------
                                                                                March 31,   April 2,
                                                                                  1996       1995
                                                                                --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                        ($3,857)   ($1,133)
                                                                                -------    -------

Adjustments to reconcile net loss to net cash used by operating activities
   Deferred income tax benefit                                                     --           73
   Depreciation of property, plant and equipment                                  1,763        688
   Amortization of intangible assets                                                162        168
   Foreign exchange losses (gains)                                                   (6)       128
   Change in operating assets and liabilities net of effects from purchase of
    CVS, Inc.:
      Decrease (increase) in accounts receivable                                    351        (32)
      Decrease (increase) in inventories                                            423       (417)
      Decrease in prepaid expenses and other assets                                  54        476
      Decrease in accounts payable and accrued liabilities                       (1,426)    (2,613)
                                                                                -------    -------

      Total adjustments                                                           1,321     (1,529)
                                                                                -------    -------

Net cash used by operating activities                                            (2,536)    (2,662)
                                                                                -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures, net                                                        (40)    (1,097)
   Payment for purchase of CVS, Inc.                                               --         (460)
                                                                                -------    -------

      Net cash used in investing activities                                         (40)    (1,557)
                                                                                -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings under revolving credit facility                                 2,300       --
   Principal payments under notes payable                                          (734)      (500)
   Principal payments under capital lease obligations                              (110)      --
   Dividends paid                                                                  --         (429)
   Acquisition of company stock                                                    --         (102)
                                                                                -------    -------

      Net cash provided by (used in) financing activities                         1,456     (1,031)
                                                                                -------    -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                               3       (101)
                                                                                -------    -------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                        (1,117)    (5,351)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                    1,681      9,058
                                                                                -------    -------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $   564    $ 3,707
                                                                                =======    =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for income taxes                                    --      $ 1,377
                                                                                =======    =======

   Cash paid during the period for interest                                     $   475    $    21
                                                                                =======    =======


See condensed notes to consolidated financial statements.

                     AMERICAN STUDIOS, INC. AND SUBSIDIARIES

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

With respect to the significant accounting policies of American Studios, Inc. (the "Company"), reference is made to Note 1 of the financial statements in the Company's Form 10-K for the year ended December 31, 1995. These financial statements should be read in conjunction with the financial statements and notes thereto included in such Form 10-K.

In the opinion of the Company's management, the accompanying unaudited interim financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for the entire year.

Principles of Consolidation - The accompanying financial statements include the accounts of the Company, its wholly owned subsidiary, ASI Distribution, Inc. (presently inactive) and its 99.99% owned subsidiary American Studios de Mexico, S.A. de C.V. All significant intercompany transactions have been eliminated.

NOTE 2 - LONG TERM DEBT AND CAPITAL LEASES

Long-term debt and capital lease obligations are summarized as follows (in
000's):

Long-term debt:                                                                              1996              1995
                                                                                           ------            ------

     Revolving credit facility due January 31, 1997, bearing interest
       at lender's prime rate, which at March 31, 1996 was 8.25%                         $  5,996          $  3,696
     Collateralized note payable, 8.00%, due in monthly installments
       of $41,438, including interest through 1998                                          1,089             1,191
     Collateralized note payable, 8.00%, due in monthly installments
       of $54,945, including interest through 1998                                          1,490             1,623
     Notes payable, at prime, in one installment, due on
       December 31, 1996                                                                      500
     Collateralized note payable, at prime, due in monthly installments
       of $500,000 through 1996                                                             3,670             4,169

Capital lease obligations:
     Leases of certain digital imaging technology systems and sales/portrait order entry stations with lease periods expiring
       through 2000, at interest of 7.69%                                                   4,503             4,781
     Leases of certain digital imaging technology systems with lease
       periods expiring through 1999, at interest of 8.5%                                   1,791             1,660
     Lease of certain film processing equipment with lease period
       expiring in 1998                                                                        37                 -
                                                                                           ------            ------
Total debt                                                                                 19,076            17,620

Less current portion due within one year                                                   12,826             7,240
                                                                                           ------            ------

Long-term debt and capital loan obligation, net of current portion                       $  6,250          $ 10,380
                                                                                         ========          ========



Aggregate principal payments for the next five years are as follows:

     1996                     $ 12,826
     1997                        2,384
     1998                        2,444
     1999                        1,180
     2000                          242
                              --------
     Total                    $ 19,076
                              ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Net Sales - Net sales were $19.6 million for the first quarter ended March 31, 1996 as compared to $18.7 million for the comparable period in 1995. The increase in net sales was due to an increase in net sales for fashion photography operations and permanent studio operations for the first quarter of 1996 as compared to the same period in 1995, which was partially offset by a decrease in net sales for traveling studio operations. The increase in net sales for fashion photography operations was principally due to an increase in the number of fashion photography studio promotions in the first quarter of 1996 as compared to the same period in 1995 as a result of the expansion of fashion photography operations in 1995. The increase in net sales for permanent studio operations was principally due to the continued establishment of permanent studios in most larger, new Wal-Mart stores, which was significantly offset by a decrease in average sales per customer in permanent studio operations of 17% as well as a decline in the number of customers per promotion of 5% as compared to the same period in 1995. The decrease in net sales for traveling studio operations for the first quarter of 1996 as compared to the same period in 1995 was principally due to (i) a decrease in the number of traveling studio promotions due to the establishment of permanent studios previously served by traveling studios, (ii) a decrease in average sales per customer of 11%, and (iii) a decrease in the number of customers per traveling studio promotion of 5%. Management believes the average sales per customer have declined due to the elimination of the paper proof program in non-digital permanent studios, 16"x20" and composite portrait offers in both permanent studios and traveling studios as well as COD sales for the traveling studio operations. Although the average sales per customer have recovered to 1995 levels in recent weeks, the Company is monitoring the continuing effect on the average sale per customer as well as on other areas of operations due to the elimination of such portrait products and COD payment method.

Management believes that the Company's net sales were adversely impacted by a generally weak retail market and severe inclement weather conditions during the first quarter of 1996 and, to a lesser extent, continued competitive pressures.

Cost of Sales - Cost of sales was $18.5 million, or 94% of net sales for the first quarter of 1996 as compared to $16.2 million, or 87% of net sales for the first quarter of 1995. The increase in cost of sales as a percentage of net sales was principally due to lower than expected average sales per customer and to a lesser extent, lower than expected customers per promotion, in permanent studio and traveling studio operations. In addition, depreciation expense of $1.1 million associated with the digital imaging systems and sales/portrait order entry systems installed during the third and fourth quarter of 1995 contributed to the increase in cost of sales. While the Company experienced certain reductions in costs related to portrait processing operations in the first quarter of 1996 as compared to the same period in 1995, the increase in the number of portraits offered in the specially-priced promotional assortment partially offset these reductions in portrait processing operations. This increase in cost of sales as a percentage of net sales was partially offset by significant cost savings in field labor and related costs, advertising expenses and certain other expenses resulting from the Company's efforts to controls costs. Cost of sales per customer for the first quarter of 1996 as compared to the same period in 1995 decreased 10% in permanent studio operations, decreased 27% in fashion photography operations and increased 4% in traveling studio operations.

General and Administrative Expenses - General and administrative expenses were $4.3 million, or 22% of net sales for the first quarter of 1996 as compared to $4.1 million, or 22% of net sales for the first quarter of 1995. The increase in general and administrative expenses is principally due to (i) increases in field management for the expansion of the Company's traveling fashion photography operations, (ii) expenses associated with the conversion of its portrait photography services from a permanent studio to a traveling studio basis, and
(iii) severance expense of $.2 million associated with the Company's termination of certain personnel. This increase was partially offset by cost savings as a result of the Company's restructuring of field management to increase the span of control of field managers.

Amortization Expense - Amortization expense principally relates to the intangible assets arising from a leveraged transaction in 1988 in which a predecessor company acquired the business and the assets of the original predecessor of the Company, as well as intangible assets arising from the purchase of substantially all of the equipment, inventory and supplies of CVS, Inc. on January 3, 1995. Amortization expense was $0.2 million for the first quarter of 1996 as compared to $0.2 million for the first quarter of 1995.

Interest Expense - Interest expense was $450,000 for the first quarter of 1996, as compared to $21,000 for the same period in 1995. The increase in interest expense for the first quarter of 1996 is primarily due to borrowings on the Company's revolving credit facility to support working capital needs, and long-term capital lease and note obligations to finance the Company's digital imaging and electronic order entry systems.

Income Tax Benefit - During the first quarter of 1995, the Company recognized income tax benefits totaling approximately $0.8 million relating principally to operating losses incurred during the period. Historically, during quarters in which the Company experiences a loss, the Company has recognized income tax benefits at an effective tax rate of 40%; however, during the first quarter of 1996, there was no income tax benefit due to the Company's utilization of net operating loss carrybacks as a result of the 1995 net loss.

Seasonality

Like the business of many retailers, the Company's business is seasonal, with its highest sales historically occurring in the fourth quarter and its lowest sales historically occurring in the first quarter. The fourth quarter accounted for approximately 35% of the Company's net sales in 1995 and the first quarter accounted for approximately 18% of the Company's net sales in 1995.

Liquidity and Capital Resources

The Company's working capital at March 31, 1996 decreased $6.1 million as compared to December 31, 1995 . This decrease resulted principally from the first quarter 1996 net loss, a decrease in cash, a decrease in inventories and accounts receivable and net borrowings under the revolving credit facility which was partially offset by a decrease in accounts payable and other accrued liabilities.

The Company believes that cash flow from operations and borrowings under its existing revolving credit facility will be adequate to fund the Company's operating requirements for 1996. The Company plans to continue to examine appropriate cost cutting measures, its method of operating in certain Wal-Mart stores, non-profitable areas of its operations and ways to continue to improve its operating and portrait processing efficiency. However, the Company's ability to meet its liquidity needs for 1996 will depend principally on the success of management's efforts to increase sales and reduce costs.

On November 1, 1995, the Company obtained a new secured revolving credit facility that expires on January 31, 1997 from its commercial bank lender.
The Company and the commercial bank amended this facility on March 26, 1996 to, among other things, modify certain financial covenants to facilitate the Company's compliance therewith and to reduce the maximum amount available thereunder. The maximum amount available under this facility, as amended, including amounts available for letters of credit issued in connection with the Company's workmen's compensation insurance arrangements, is $14.5 million through March 31, 1996, $13.5 million from April 1, 1996 through May 31, 1996, $13.0 million from June 1, 1996 through July 31, 1996, $11.5 million from
August 1, 1996 through October 31, 1996, $9.5 million from November 1, 1996 through November 30, 1996 and $8.5 million from December 1, 1996 until maturity. As of March 31, 1996, the Company had obligations of approximately $6.0 million under this facility and the bank had issued letters of credit under this facility in the aggregate amount of approximately $2.3 million in connection with the Company's workmen's compensation insurance arrangements. The Company's obligations under the facility are secured by a first priority security interest in all of the Company's assets (other than certain equipment used in the Company's digital imaging systems with regard to which the Company had granted a first security interest to a vendor prior to obtaining the facility), including any federal and state tax refunds.

The interest rate under the facility is the bank's prime rate. The Company has agreed to deposit all of its funds into an account with the bank. The facility contains certain financial covenants of the Company relating to minimum tangible net worth and debt to tangible net worth and interest coverage ratios. In addition, the facility contains covenants of the Company that, among other things, prohibit capital expenditures or acquisitions without the bank's consent, limit operating lease expense, restrict the Company's ability to incur additional debt or liens and require the Company to maintain a majority of its senior management. At March 31, 1996, the Company was in compliance with the covenants under the facility.

The Company obtained several long-term leases and a secured long-term note totaling $9.7 million from several vendors to finance certain equipment associated with the Company's digital imaging systems and sales/ portrait order entry stations during 1995. At March 31, 1996, the Company had obligations of approximately $9.4 million under such arrangements discussed above.

In November 1995, the Company entered into a short-term note financing arrangement with its primary supplier evidenced by a promissory note in the principal amount of $4.1 million and a security agreement pursuant to which the Company's obligations under such note are secured by a security interest in all inventories of supplies sold by such supplier to the Company. The principal amount of the note is payable in monthly payments of $500,000 beginning March 1996 until paid, together with monthly payments of interest at Citibank's prime rate on the outstanding principal balance. At March 31, 1996, the Company had obligations of approximately $3.7 million under the short-term financing arrangement.

During the first quarter of 1996, total capital expenditures to date were approximately $200,000. The Company's present expectation is that these and other capital expenditures will be approximately $600,000 for 1996. This estimate does not include any expenditures by the Company for any additional digital imaging systems.

The Company's 1991 and 1992 federal income tax returns are presently being examined by the Internal Revenue Service. Although the results of such examination cannot be predicted with certainty, management believes that additional assessments, if any, arising from this examination will not have a material effect on the Company's financial position or future results of operations.

The statements herein as to the Company's beliefs concerning, and plans for, the future are forward-looking statements that involve a number of risks and uncertainties. In addition, to the other factors discussed herein, among other factors that could cause actual results to differ materially are the following
(i)the Company's inability to increase net sales, (ii)the Company's inability to attract customers in a sufficient number and/or achieve a sufficient sales average to enable the Company to offset the costs associated with its operations, (iii)the Company's inability to control the variable costs of its operations, (iv)the Company's inability to maintain satisfactory portrait processing operations in terms of costs and quality, (v)the adverse impact on the Company of strategies pursued by its competitors and (vi)the unsatisfactory resolution of the claims, investigations and lawsuits and the examination discussed herein. All such factors could have an adverse effect on the Company's results of operations and liquidity needs for 1996.

PART II.      OTHER INFORMATION

         Item  6.     Exhibits and Reports on Form 8-K

                  (a)Exhibit 10(A) - American Studios, Inc. Equity Compensation Plan, as amended and restated effective as of February 27, 1996

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      AMERICAN STUDIOS, INC.

Date: May 15, 1996           By:/s/  J. Robert Wren, Jr.
                                 J. Robert Wren, Jr.
                                               Chief Executive Officer


Date: May 15, 1996           By:/s/ Lisa A. George
                                               Lisa A. George
                                               Controller (Principal Accounting
                                               Officer)