Form 10-Q
period 1996-06-30
AMERICAN STUDIOS INC
filed 1996-08-14
CIK 883032

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1996

                                       or

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

Yes    X    No _______


                      APPLICABLE ONLY TO CORPORATE ISSUES:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         Class                         Outstanding at June 30, 1996

Common Stock, $.001 par value                   21,433,160

                     AMERICAN STUDIOS, INC. AND SUBSIDIARIES


                                      INDEX


PART I. FINANCIAL INFORMATION

         Item 1.  Financial Statements                                            Page No.

               Consolidated Balance Sheets -
               June 30, 1996 and December 31, 1995                                   1

               Consolidated Statements of Operations -
               Thirteen Weeks Ended  and Twenty-Six Weeks Ended June 30, 1996
               and July 2, 1995                                                      2

               Consolidated Statements of Shareholders' Equity -
               Twenty-Six  Weeks Ended
               June 30, 1996 and July 2, 1995                                        3

               Consolidated Statements of Cash Flows -
               Twenty-Six Weeks Ended
               June 30, 1996 and July 2, 1995                                        4

               Condensed Notes to Consolidated Financial Statements                  5

      Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                             7

PART II. OTHER INFORMATION

        Item 4.  Submission of Matters to a Vote of Security
Holders                                                                             11

      Item 6. Exhibits and Reports on Form 8-K                                      12



                     AMERICAN STUDIOS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)


                                                                                  June 30,       December 31,
ASSETS                                                                             1996             1995
                                                                           -----------------    -------------

CURRENT ASSETS:
Cash                                                                                   $122           $1,681
Accounts receivable:
  Trade                                                                                 692              809
  Employees, principally travel advances                                                 41              183
  Income tax receivable                                                                   0            1,365
Inventories                                                                           2,568            3,027
Prepaid expenses and other                                                              186              491
                                                                           -----------------    -------------
     Total current assets                                                             3,609            7,556

PROPERTY, PLANT AND EQUIPMENT, NET                                                   26,579           30,010

NON-COMPETE AGREEMENTS AND OTHER INTANGIBLE ASSETS                                    4,161            4,485

DEFERRED TAX ASSET                                                                    1,307            1,301

OTHER ASSETS                                                                            560              478
                                                                           -----------------    -------------

TOTAL                                                                               $36,216          $43,830
                                                                           =================    =============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of long-term obligations                                             $9,941           $7,240
Trade accounts payable                                                                3,806            4,324
Commissions payable to Wal-Mart Stores, Inc.                                          1,058            2,232
Salaries, commissions and bonuses                                                     1,586            1,809
Taxes (other than income)                                                             1,379            1,974
Income Tax payable                                                                    1,097                -
Self-insurance reserves                                                               2,793            2,447
Other                                                                                   855              753
                                                                           -----------------    -------------

     Total current liabilities                                                       22,515           20,779
                                                                           -----------------    -------------

LONG TERM DEBT                                                                        5,589           10,380

SHAREHOLDERS' EQUITY:
Preferred stock - $1.00 par value (authorized 1,000,000 shares; no
   shares issued)                                                                         -                -
Common stock - $.001 par value (authorized 70,000,000 shares;
   outstanding 21,433,160 shares)                                                        21               21
Additional paid-in capital                                                           12,794           12,794
Retained deficit                                                                     (4,779)            (223)
Cumulative foreign currency translation adjustments                                      76               79
                                                                           -----------------    -------------

     Total shareholders' equity                                                       8,112           12,671
                                                                           -----------------    -------------

TOTAL                                                                               $36,216          $43,830
                                                                           =================    =============



See condensed notes to consolidated financial statements.

                     AMERICAN STUDIOS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)



                                                                    THIRTEEN                      TWENTY-SIX
                                                                   WEEKS ENDED                    WEEKS ENDED
                                                             ------------------------    --------------------------

                                                              June 30,         July 2,      June 30,         July 2,
                                                               1996             1995          1996            1995
                                                           -----------    -------------  ----------    --------------


NET SALES                                                     $24,318          $24,669        $43,915      $43,347

COST OF SALES                                                  20,788           21,938         39,305       38,177
                                                           -----------    -------------   --------------  ---------

GROSS PROFIT                                                    3,530            2,731          4,610        5,170

GENERAL AND ADMINISTRATIVE EXPENSES                             3,679            4,884          8,010        8,967
AMORTIZATION OF NON-COMPETE AGREEMENTS
     AND OTHER INTANGIBLE ASSETS                                  162              171            324          339
FOREIGN EXCHANGE LOSSES (GAINS)                                     -              (79)            (6)          49
                                                           -----------    -------------   --------------  ---------

LOSS BEFORE INTEREST                                             (311)          (2,245)        (3,718)      (4,185)

INTEREST                                                          388               11            838           32
                                                           -----------    -------------   --------------  ---------

LOSS BEFORE INCOME TAXES                                         (699)          (2,256)        (4,556)      (4,217)

INCOME TAX BENEFIT                                                  -             (944)             -       (1,772)
                                                           -----------    -------------   --------------  ---------

NET LOSS                                                        ($699)         ($1,312)        (4,556)      (2,445)
                                                           ===========    =============   ==============  ==========



NET LOSS PER COMMON SHARE                                       ($0.03)         ($0.06)        ($0.21)      ($0.11)
                                                           ===========    =============   =============  ==========

CASH DIVIDEND PER COMMON SHARE                                      -             $0.02           -            0.04
                                                           ===========    =============   ============  ===========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
     AND COMMON STOCK EQUIVALENTS                          21,433,160       21,376,716     21,433,160   21,400,574
                                                           ===========    ==============  ============  ===========



See condensed notes to consolidated financial statements.

                     AMERICAN STUDIOS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  (Dollars in thousands, except per share data)
                                   (Unaudited)




                                                                         FOR THE TWENTY-SIX WEEKS ENDED
                                       ---------------------------------------------------------------------------------------------

                                                                                    RETAINED       CUMULATIVE      TOTAL
                                              COMMON STOCK          ADDITIONAL      EARNINGS      TRANSLATION    SHAREHOLDERS'
                                       -----------------------
                                          SHARES      AMOUNT     PAID-IN CAPITAL    (DEFICIT)      ADJUSTMENTS     EQUITY
                                       ----------- -------------  ---------------    ---------- ---------------  -------------
BALANCE AT DECEMBER 31, 1994            21,426,465      $21       $12,871              $6,626       $ 7           $19,525

NET LOSS                                                                               (2,445)                     (2,445)

ISSUANCE OF COMMON STOCK UNDER THE
  THE EMPLOYEE STOCK PURCHASE PLAN          25,420                      49                                             49

CASH DIVIDEND DECLARED ($.04
   PER SHARE)                                                                            (856)                       (856)

ACQUISITION OF COMPANY STOCK               (54,000)                   (161)                                          (161)

FOREIGN CURRENCY TRANSLATION
   ADJUSTMENT                                                                                        36                36

                                       ============  =======   ============    ===============   =======   ===============
BALANCE AT JULY 2, 1995                 21,397,885      $21        $12,759             $3,325       $43           $16,148
                                       ============  =======   ============    ===============   =======   ===============





BALANCE AT DECEMBER 31, 1995            21,433,160      $21        $12,794              ($223)      $79           $12,671

NET LOSS                                                                               (4,556)                     (4,556)

FOREIGN CURRENCY TRANSALATION
   ADJUSTMENT                                                                                        (3)               (3)

                                       ============  =======   ===========    ===============   =======   ===============
BALANCE AT JUNE  30, 1996               21,433,160      $21       $12,794            ($4,779)      $76            $8,112
                                       ============  =======   ===========    ===============   =======   ===============



                                       3

                     AMERICAN STUDIOS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                           TWENTY-SIX
                                                                                          WEEKS ENDED
                                                                                ---------------------------------

                                                                                   June 30,          July 2,
                                                                                     1996             1995
                                                                                ---------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                               ($4,556)          ($2,445)
                                                                                ---------------  ----------------

Adjustments to reconcile net loss to net cash used by operating activities
   Deferred income tax benefit                                                              (6)               65
   Depreciation of property, plant and equipment                                         3,326             1,475
   Amortization of intangible assets                                                       324               338
   Foreign exchange losses (gains)                                                          (6)               49
   Increase in valuation allowance                                                         100                 -
   Other                                                                                   236                 -
   Change in operating assets and liabilities net of effects from purchase of
    CVS, Inc.:
      Decrease (increase) in accounts receivable                                         1,624              (466)
      Decrease (increase) in inventories                                                   459              (123)
      Decrease in prepaid expenses and other assets                                        223               286
      Decrease in accounts payable and accrued liabilities                                (965)           (1,655)
                                                                                ---------------  ----------------

      Total adjustments                                                                  5,315               (31)
                                                                                ---------------  ----------------

Net cash used by operating activities                                                      759            (2,476)
                                                                                ---------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures, net                                                              (231)           (7,049)
   Payment for purchase of CVS, Inc.                                                         -              (460)
                                                                                ---------------  ----------------

      Net cash used in investing activities                                               (231)           (7,509)
                                                                                ---------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITES:
   Net borrowings under revolving credit facility                                          859              3482
   Principal payments under notes payable                                               (2,473)             (500)
   Principal payments under capital lease obligations                                     (476)                -
   Dividends paid                                                                            -              (856)
   Issuance of common stock under the employee stock purchase plan                           -                49
   Acquisition of company stock                                                              -              (161)
                                                                                ---------------- ---------------


      Net cash provided by (used in) financing activities                               (2,090)            2,014
                                                                                ---------------  ----------------

EFFECT OF EXCHANGE RATE ON CASH                                                              3               (51)
                                                                                ---------------  ----------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                               (1,559)           (8,022)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                           1,681             9,058
                                                                                ---------------  ----------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                  $122            $1,036
                                                                                ===============  ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for income taxes                                             $5            $1,216
                                                                                ===============  ================

   Cash paid during the period for interest                                               $876               $32
                                                                                ===============  ================




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

NOTE 2 - LONG TERM DEBT AND CAPITAL LEASES

Long-term debt and capital leases obligations are summarized as follows (in 000's):


Long-term debt:                                                                              1996              1995
     Revolving credit facility due January 31, 1997, bearing interest
       at lender's prime rate, which at June 30, 1996 was  8.25%                          $ 4,555          $  3,696
     Collateralized note payable, 8.00%, due in monthly installments
       of $41,438, including interest through 1998                                            986             1,191
     Collateralized note payable, 8.00%, due in monthly installments
       of $54,945, including interest through 1998                                          1,354             1,623
     Notes payable, at prime, in one installment, due on
       December 31, 1996                                                                      500               500
     Collateralized note payable, at prime, due in monthly installments
       of $500,000 through 1996                                                             2,170             4,169

Capital lease obligations:
     Leases of certain digital imaging technology systems and sales/portrait order entry stations with lease periods expiring
       through 2000, at interest of 7.69%                                                   4,220             4,781
     Leases of certain digital imaging technology systems with lease
       periods expiring through 1999, at interest of 8.5%                                   1,664             1,660
      Lease of certain copier equipment with lease period expiring in 2001                     48
     Lease of certain film processing equipment with lease period
       expiring in 1998                                                                        33                 -
Total debt                                                                                 15,530            17,620

Less current portion due within one year                                                    9,941             7,240

Long-term debt and capital loan obligation, net of current portion                        $ 5,589          $ 10,380


Aggregate principal payments for the next five years are as follows:

     1996    $  9,941
     1997       2,680
     1998       2,212
     1999         687
     2000          10

     Total   $ 15,530

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Overview

American Studios, Inc.'s net loss for the second quarter, ending June 30, 1996, of $699,000 was a 46.7% improvement over the second quarter of 1995's net loss of $1.3 million. Sales decreased 1.4% to $24.3 million as compared to $24.7 million in 1995. The improvement in operating results is due to increased gross margin in the Fashion Photography operations, increased efficiency in portrait processing, along with reduced general and administrative expenses. Management believes that net sales were negatively impacted by a generally weak retail market and continued competitive pressures.

The Company incurred a net loss of $4.6 million for the first two quarters of 1996 as compared to a net loss of $2.4 million for the same period in 1995. Net sales increased 1.3% to $43.9 million as compared to $43.3 million for the same period in 1995. The larger net loss was due to lower gross profits and higher general and administrative costs incurred principally in the first quarter of 1996. The increase in net sales was due to an increase in Fashion Photography sales being partially offset by lower sales in Traveling Studio and Permanent Studio operations.

Permanent Studio Operations

For the second quarter of 1996 in permanent studio operations, gross margin improved 0.3% due to improved labor productivity, lower promotion expenses, and decreased product costs. These costs were substantially offset by a significant decline in customers per promotion and higher depreciation expense associated with the digital imaging systems and sales/portrait order systems. Net sales were negatively impacted by the reduction in customers per promotion but partially offset by a 7.7% increase in average sales per customer and a 24.6% increase in the number of promotions. Cost of sales per customer increased 7.3% in the second quarter of 1996 as compared to the second quarter of 1995. The higher costs per customer were a result of lower labor productivity due principally to the decline in customers per promotion.


Traveling Studio Operations

For the second quarter of 1996 in traveling studio operations, gross margin declined 3.4% as compared to the second quarter of 1995 principally due to a 21.1% decline in customers per promotion and a 5.9% decrease in sales average per customer. This product line had approximately the same number of promotions in the second quarter of 1996 as compared to 1995. Net sales decreased 21.9% principally due to an overall reduction in volume noted above. Cost of sales per customer decreased 3.0% in the second quarter of 1996 versus the second quarter of 1995. The cost reductions were achieved by lower promotion expenses, improved labor productivity, and reduced studio costs.

Fashion Photography Operations

For the second quarter of 1996, fashion photography operations gross margin improved 34.9% as compared to the second quarter of 1995 due to a 150% increase in promotions, 10.9% increase in customers per promotion, and a 32.2% reduction in cost of sales per customer in the second quarter of 1996 over the second quarter of 1995. The average sales per customer was approximately the same in the second quarter of 1996 as in 1995. The reduction in cost of sales per customer was achieved through reduced supplies expense, improved labor productivity, and lower recruiting costs.

General and Administrative Expenses - General and administrative expenses were $3.7 million, or 15.1% of net sales for the second quarter of 1996 as compared to $4.9 million, or 19.8% of net sales for the second quarter of 1995. The decrease in general and administrative expenses is principally due to (i) a result of the Company's restructuring of field and corporate management, (ii) reduced communications costs, and (iii) lower insurance costs.

Interest Expense - Interest expense was $388,000 for the second quarter of 1996, as compared to $11,000 for the same period in 1995. The increase in interest expense for the first quarter of 1996 is primarily due to borrowings on the Company's revolving credit facility to support working capital needs, and long-term capital lease and note obligations to finance the Company's digital imaging and electronic order entry systems.

Income Tax Benefit - During the second quarter of 1995, the Company recognized income tax benefits totaling approximately $0.9 million relating principally to operating losses incurred during the period. Historically, during quarters in which the Company experiences a loss, the Company has recognized income tax benefits at an effective tax rate of 40%; however, during the second quarter of 1996, there was no income tax benefit due to the Company's utilization of net operating loss carrybacks as a result of the 1995 net loss.

Seasonality

Like the business of many retailers, the Company's business is seasonal, with its highest sales historically occurring in the fourth quarter and its lowest sales historically occurring in the first quarter. The fourth quarter accounted for approximately 35% of the Company's net sales in 1995 and the first quarter accounted for approximately 18% of the Company's net sales in 1995.

Liquidity and Capital Resources

Net working capital at June 30, 1996 was a negative $18.9 million; cash was $
0.1 million. During the second quarter of 1996, net working capital increased $
0.4 million over the first quarter of 1996 due to a decrease in borrowings under the revolving credit facility, a decrease in the current portion of long term debt, and reduced trade payables which were partially offset by a reduction in cash, income tax receivable, and inventories.

The Company believes that cash flow from operations and borrowings under its existing revolving credit facility will be adequate to fund the Company's operating requirements for 1996. The Company plans to continue to examine appropriate cost cutting measures, its method of operating in certain Wal-Mart stores, non-profitable areas of its operations and ways to continue to improve its operating and portrait processing efficiency. However, the Company's ability to meet its liquidity needs for 1996 will depend principally on the success of management's efforts to increase sales and reduce cost.

On November 1, 1995, the Company obtained a new secured revolving credit facility that expires on January 31, 1997 from its commercial bank lender. The Company and the commercial bank amended this facility on March 26, 1996 to, among other things, modify certain financial covenants to facilitate the Company's compliance therewith and to reduce the maximum amount available thereunder. The maximum amount available under this facility, as amended, including amounts available for letters of credit issued in connection with the Company's worker's compensation insurance arrangements, is $14.5 million through March 31, 1996, $13.5 million from April 1, 1996 through May 31, 1996, $13.0 million from June 1, 1996 through July 31, 1996, $11.5 million from August 1, 1996 through October 31, 1996, $9.5 million from November 1, 1996 through November 30, 1996 and $8.5 million from December 1, 1996 until maturity. As of June 30, 1996, the Company had obligations of approximately $4.6 million under this facility and the bank had issued letters of credit under this facility in the aggregate amount of approximately $2.3 million in connection with the Company's workmen's compensation insurance arrangements. The Company's obligations under the facility are secured by a first priority security interest in all of the Company's assets (other than certain equipment used in the Company's digital imaging systems with regard to which the Company had granted a first security interest to a vendor prior to obtaining the facility), including any federal and state tax refunds.

The interest rate under the facility is the bank's prime rate. The Company has agreed to deposit all of its funds into an account with the bank. The facility contains certain financial covenants of the Company relating to minimum tangible net worth and debt to tangible net worth and interest coverage ratios. In addition, the facility contains covenants of the Company that, among other things, prohibit capital expenditures or acquisitions without the bank's consent, limit operating lease expense, restrict the Company's ability to incur additional debt or liens and require the Company to maintain a majority of its senior management. At June 30, 1996, the Company was in compliance with the covenants under the facility.

The Company obtained several long-term leases and a secured long-term note totaling $9.7 million from several vendors to finance certain equipment associated with the Company's digital imaging systems and sales/portrait order entry stations during 1995. At June 30, 1996, the Company had obligations of approximately $8.2 million under such arrangements discussed above.

In November 1995, the Company entered into a short-term note financing arrangement with its primary supplier evidenced by a promissory note in the principal amount of $4.1 million and a security agreement pursuant to which the Company's obligations under such note are secured by a security interest in all inventories of supplies sold by such supplier to the Company. The principal amount of the note is payable in monthly payments of $500,000 beginning March 1996 until paid, together with monthly payments of interest at Citibank's prime rate on the outstanding principal balance. At June 30, 1996, the Company had obligations of approximately $2.2 million under the short-term financing arrangement.

At the end of the second quarter of 1996, total capital expenditures to date were approximately $500,000. The Company's present expectation is that these and other capital expenditures will be approximately $750,000 for 1996. This estimate does not include any expenditures by the Company for any additional digital imaging systems.


The Company's 1991 and 1992 federal income tax returns are presently being examined by the Internal Revenue Service. Although the results of such examination cannot be predicted with certainty, management believes that additional assessments, if any, arising from this examination will not have a material effect on the Company's financial position or future results of operations.

The statements herein as to the Company's beliefs concerning, and plans for, the future are forward-looking statements that involve a number of risks and uncertainties. In addition, to the other factors discussed herein, among other factors that could cause actual results to differ materially are the following
(i) the Company's inability to increase net sales, (ii) the Company's inability to attract customers in a sufficient number and/or achieve a sufficient sales average to enable the Company to offset the costs associated with its operations, (iii) the Company's inability to control the variable costs of its operations, (iv) the Company's inability to maintain satisfactory portrait processing operations in terms of costs and quality, (v) the adverse impact on the Company of strategies pursued by its competitors and (vi) the unsatisfactory resolution of the claims, investigations and lawsuits and the examination discussed herein. Other factors that could cause actual results to differ materially from those set forth in such forward-looking statements include the risks and uncertainties detailed in the Company's most recent Form 10-K and other filings with the Securities and Exchange Commission. All such factors could have an adverse effect on the Company's results of operations and liquidity needs for 1996.

                           PART II. OTHER INFORMATION

Item 4.    Submission of Maters to a Vote of Security Holders

The annual meeting of shareholders was held in Charlotte, North Carolina on Thursday, May 16, 1996. Of the 21,433,160 shares of Common Stock outstanding on the record date, 19,213,280 shares were presented in person or by proxy. Those shares were voted on the following matters as set forth below:

A.   Election of Directors:
     Randy J. Bates                          Bradley P. Cost
     For:                   18,314,573       For:                   18,986,041
     Against:                        0       Against:                        0
     Abstentions:              898,707       Abstentions:              227,239
     Broker Non-Votes                0       Broker Non-Votes                0

     R. Kent Smith                           John D. Ferrell
     For:                   18,984,054       For:                   19,111,846
     Against:                        0       Against:                        0
     Abstentions:              229,226       Abstentions:              101,434
     Broker Non-Votes                0       Broker Non-Votes                0

     Norman V. Swenson                       Alan P. Shaw
     For:                   19,109,859       For:                   19,111,846
     Against:                        0       Against:                        0
     Abstentions:              103,421       Abstentions:              101,434
     Broker Non-Votes                0       Broker Non-Votes                0

     Joseph P. Bolger                        J. Robert Wren, Jr.
     For:                   19,111,876       For:                   18,179,883
     Against:                        0       Against:                        0
     Abstentions:              101,404       Abstentions:            1,033,397
     Broker Non-Votes                0       Broker Non-Votes                0

B. Approval of certain amendments to the American Studios, Inc. Equity Compensation Plan:

     For:                   17,179,876
     Against:                1,990,856
     Abstentions:               42,548
     Broker Non-Votes                0

C. Proposal to ratify the election of Deloitte & Touche, LLP as independent auditors of the Company for 1996:

         For:                   19,035,866
         Against:                   35,420
         Abstentions:              141,994
         Broker Non-Votes                0

         Item  6.     Exhibits and Reports on Form 8-K

                   (a) Exhibit 10(a) Non qualified stock option award agreement under the American Studios, Inc. Equity Compensation Plan with J. Robert Wren dated November 1, 1995.

                   Exhibit 10(b) Non qualified stock option award agreement
                       under the American Studios, Inc. Equity Compensation Plan with R. Kent Smith dated November 1, 1995.

                   Exhibit 10(c) Non qualified stock option award agreement
                       under the American Studios, Inc. Equity Compensation Plan with R. Kent Smith dated May 17, 1996.

                   Exhibit 10(d) Employment and Non-compete Agreement by and
                       between the Company and Shawn W. Poole, dated May 20,
                       1996.

                  (b) None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             AMERICAN STUDIOS, INC.

Date: August 13, 1996            By:/s/ J. Robert Wren, Jr.
                                        J. Robert Wren, Jr.
                                     Chief Executive Officer


Date: August 13, 1996            By:/s/ Shawn W. Poole
                                        Shawn W. Poole
                                      Executive Vice President/Chief
                                Financial Officer (Principal Financial Officer
                                  and Accounting Officer)
                                       13