Form 10-Q
period 1996-09-29
AMERICAN STUDIOS INC
filed 1996-11-13
CIK 883032

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                For the quarterly period ended September 29, 1996

                                       or

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


         Class                                Outstanding at September 29, 1996

Common Stock, $.001 par value                           21,433,160

                     AMERICAN STUDIOS, INC. AND SUBSIDIARIES


                                      INDEX


PART I. FINANCIAL INFORMATION
  Item 1.  Financial Statements                                         Page No.

           Consolidated Balance Sheets -
           September 29, 1996 and December 31, 1995                         1

           Consolidated Statements of Operations -
           Thirteen Weeks Ended  and Thirty-Nine Weeks Ended
           September 29, 1996 and October 1, 1995                           2

           Consolidated Statements of Shareholders' Equity -
           Thirty-Nine  Weeks Ended
           September 29, 1996 and October 1, 1995                           3

           Consolidated Statements of Cash Flows -
           Thirty-Nine Weeks Ended
           September 29, 1996 and October 1, 1995                           4

           Condensed Notes to Consolidated Financial Statements             5

  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                        7

PART II. OTHER INFORMATION


  Item 6. Exhibits and Reports on Form 8-K                                  12

                     AMERICAN STUDIOS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)


                                                                             September 29,             December 31,
ASSETS                                                                            1996                     1995
                                                                         ---------------------    ---------------------
CURRENT ASSETS:
Cash                                                                                      $763                   $1,681
Accounts receivable:
  Trade                                                                                    655                      809
  Employees, principally travel advances                                                    69                      183
  Income tax receivable                                                                      0                    1,365
Inventories                                                                              2,247                    3,027
Prepaid expenses and other                                                                 749                      491
                                                                          ---------------------    ---------------------
     Total current assets                                                                4,483                    7,556

PROPERTY, PLANT AND EQUIPMENT, NET                                                      25,271                   30,010

NON-COMPETE AGREEMENTS AND OTHER INTANGIBLE ASSETS                                       4,000                    4,485

DEFERRED TAX ASSET                                                                       1,301                    1,301

OTHER ASSETS                                                                               548                      478
                                                                          ---------------------    ---------------------

TOTAL                                                                                  $35,603                  $43,830
                                                                          =====================    =====================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of long-term obligations                                                $9,495                   $7,240
Trade accounts payable                                                                   4,606                    4,324
Commissions payable to Wal-Mart Stores, Inc.                                               924                    2,232
Salaries, commissions and bonuses                                                        1,600                    1,809
Taxes (other than income)                                                                1,478                    1,974
Income Tax payable                                                                       1,097                        -
Self-insurance reserves                                                                  2,883                    2,447
Other                                                                                      938                      753
                                                                          ---------------------    ---------------------

     Total current liabilities                                                          23,021                   20,779
                                                                          ---------------------    ---------------------

LONG TERM DEBT                                                                           5,038                   10,380

SHAREHOLDERS' EQUITY:
Preferred stock - $1.00 par value (authorized 1,000,000 shares; no
   shares issued)                                                                            -                        -
Common stock - $.001 par value (authorized 70,000,000 shares;
   outstanding 21,433,160 shares)                                                           21                       21
Additional paid-in capital                                                              12,794                   12,794
Retained deficit                                                                        (5,348)                    (223)
Cumulative foreign currency translation adjustments                                         77                       79
                                                                          ---------------------    ---------------------

     Total shareholders' equity                                                          7,544                   12,671
                                                                          ---------------------    ---------------------

TOTAL                                                                                  $35,603                  $43,830
                                                                          =====================    =====================


See condensed notes to consolidated financial statements.

                     AMERICAN STUDIOS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)




                                                                       THIRTEEN                               THIRTY-NINE
                                                                      WEEKS ENDED                             WEEKS-ENDED
                                                            ------------------------------------------------------------------------
                                                             September 29,     October 1,            September 29,        October 1,
                                                                 1996             1995                   1996               1995
                                                           --------------   ---------------        -----------------    -----------


NET SALES                                                        $24,771           $23,312              $68,686            $66,659

COST OF SALES                                                     21,411            24,038               60,716             62,215
                                                           --------------   --------------          -----------          ---------

GROSS PROFIT (LOSS)                                                3,360              (726)               7,970              4,444

GENERAL AND ADMINISTRATIVE EXPENSES                                3,388             4,953               11,398             13,920
AMORTIZATION OF NON-COMPETE AGREEMENTS
     AND OTHER INTANGIBLE ASSETS                                     163               169                  487                508
FOREIGN EXCHANGE LOSSES (GAINS)                                        6                21                    -                 70
                                                           --------------   --------------          -----------          ----------

LOSS BEFORE INTEREST                                                (197)           (5,869)              (3,915)           (10,054)

INTEREST                                                             372               233                1,210                265
                                                           --------------   --------------          -----------          ----------

LOSS BEFORE INCOME TAXES                                            (569)           (6,102)              (5,125)           (10,319)

INCOME TAX BENEFIT                                                     -            (2,251)                   -             (4,023)
                                                           --------------   --------------          -----------          ----------

NET LOSS                                                           ($569)          ($3,851)             ($5,125)           ($6,296)
                                                           ==============   ==============          ===========          ==========



NET LOSS PER COMMON SHARE                                         ($0.03)           ($0.18)              ($0.24)            ($0.29)
                                                           ==============   ==============          ===========          ==========
CASH DIVIDEND PER COMMON SHARE                                         -                 -                    -                  -
                                                           ==============   ==============          ===========          ==========


WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
     AND COMMON STOCK EQUIVALENTS                             21,433,160        21,397,885           21,433,160         21,399,674
                                                           ==============   ==============          ===========        ===========

See condensed notes to consolidated financial statements.

                     AMERICAN STUDIOS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  (Dollars in thousands, except per share data)
                                   (Unaudited)


                                                                 FOR THE THIRTY-NINE WEEKS ENDED
                                      -----------------------------------------------------------------------------------------
                                                                                        REETAINED     CUMULATIVE      TOTAL
                                            COMMON STOCK            ADDITIONAL           EARNINGS     TRANSLATION  SHAREHOLDERS'
                                      -------------------------
                                           SHARES       AMOUNT    PAID-IN CAPITAL        (DEFICIT)    ADJUSTMENTS    EQUITY
                                      --------------  ---------   --------------      ------------   -----------   ----------


BALANCE AT DECEMBER 31, 1994             21,426,465        $21        $12,871              $6,626            $7      $19,525

NET LOSS                                                                                   (6,296)                    (6,296)

ISSUANCE OF COMMON STOCK UNDER THE
  THE EMPLOYEE STOCK PURCHASE PLAN           25,420                        49                                             49

CASH DIVIDEND DECLARED ($.04
   PER SHARE)                                                                                (856)                      (856)

ACQUISITION OF COMPANY STOCK                (54,000)                     (161)                                          (161)

FOREIGN CURRENCY TRANSLATION
   ADJUSTMENT                                                                                                39           39

                                      ==============  =========  =============        ============   ===========   ==========
BALANCE AT OCTOBER 1, 1995               21,397,885        $21        $12,759               ($526)          $46      $12,300
                                      ==============  =========  =============        ============   ===========   ==========





BALANCE AT DECEMBER 31, 1995             21,433,160        $21        $12,794               ($223)          $79      $12,671

NET LOSS                                                                                   (5,125)                    (5,125)

FOREIGN CURRENCY TRANSALATION
   ADJUSTMENT                                                                                                (2)          (2)

                                      ==============  =========  =============        ============   ===========   ==========
BALANCE AT SEPTEMBER 29, 1996            21,433,160        $21        $12,794             ($5,348)          $77       $7,544
                                      ==============  =========  =============        ============   ===========   ==========



See condensed notes to consolidated financial statements.

                     AMERICAN STUDIOS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                                     THIRTY-NINE
                                                                                                     WEEKS ENDED
                                                                                          ------------------------------
                                                                                            September 29,    October 1,
                                                                                                  1996           1995
                                                                                          --------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                                        ($5,125)        ($6,296)
                                                                                          --------------   -------------

Adjustments to reconcile net loss to net cash used by operating activities
   Deferred income tax benefit                                                                        0            (656)
   Depreciation of property, plant and equipment                                                  4,993           2,475
   Amortization of intangible assets                                                                487             508
   Foreign exchange losses (gains)                                                                   (6)             70
   Increase in valuation allowance                                                                  100               -
   Other                                                                                            230               -
   Change in operating  assets and  liabilities  net of effects from purchase of
    CVS, Inc.:
      Decrease (increase) in accounts receivable                                                  1,633          (2,247)
      Decrease (increase) in inventories                                                            780            (432)
      Decrease (increase) in prepaid expenses and other assets                                     (328)             70
      Increase (decrease)  in accounts payable and accrued liabilities                              (13)            309
                                                                                          --------------   -------------

      Total adjustments                                                                           7,876              97
                                                                                          --------------   -------------

Net cash provided by (used in) operating activities                                               2,751          (6,199)
                                                                                          --------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures, net                                                                       (584)         (7,425)
   Payment for purchase of CVS, Inc.                                                                  -            (460)
                                                                                          --------------   -------------

      Net cash used in investing activities                                                        (584)         (7,885)
                                                                                          --------------   -------------

CASH FLOWS FROM FINANCING ACTIVITES:
   Net borrowings under revolving credit facility                                                 1,864           6,921
   Principal payments under notes payable                                                        (4,217)           (533)
   Principal payments under capital lease obligations                                              (734)            (56)
   Dividends paid                                                                                     -            (856)
   Issuance of common stock under the employee stock purchase plan                                    -              49
   Acquisition of company stock                                                                       -            (161)
                                                                                          --------------   -------------

      Net cash provided by (used in) financing activities                                        (3,087)          5,364
                                                                                          --------------   -------------

EFFECT OF EXCHANGE RATE ON CASH                                                                       2             (70)
                                                                                          --------------   -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                          (918)         (8,790)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                    1,681           9,058
                                                                                          --------------   -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                           $763            $268
                                                                                          ==============   =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for income taxes                                                      $5          $1,239
                                                                                          ==============   =============

   Cash paid during the period for interest                                                      $1,236            $173
                                                                                          ==============   =============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital lease obligations inclurred when the Company entered into
   a lease for new property plant and equipment                                                                  $6,817
                                                                                                           =============

Note payable obligations incurred when the Company entered into
  a note payable for new property plant and equipment                                                            $2,834
                                                                                                           =============

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

NOTE 2 - LONG TERM DEBT AND CAPITAL LEASES

Long-term debt and capital leases obligations are summarized as follows (in 000's):



Long-term debt:                                                                              1996              1995
                                                                                          --------         ----------
     Revolving credit facility due January 31, 1997, bearing interest
       at lender's prime rate, which at September 29, 1996 was  8.25%                     $ 5,560          $  3,696
     Collateralized note payable, 8.00%, due in monthly installments
       of $41,438, including interest through 1998                                            881             1,191
     Collateralized note payable, 8.00%, due in monthly installments
       of $54,945, including interest through 1998                                          1,215             1,623
     Notes payable, at prime, in one installment, due on
       December 31, 1996                                                                      500               500
     Collateralized note payable, at prime, due in monthly installments
       of $500,000 through 1996                                                               670             4,169

Capital lease obligations:
     Leases of certain digital  imaging  technology  systems and  sales/portrait order entry stations with lease periods expiring
       through 2000, at interest of 7.69%                                                   3,932             4,781
     Leases of certain digital imaging technology systems with lease
       periods expiring through 1999, at interest of 8.5%                                   1,701             1,660
      Lease of certain copier equipment with lease period expiring in 2001                     46
     Lease of certain film processing equipment with lease period
       expiring in 1998                                                                        28                 -
                                                                                           ------           -------
Total debt                                                                                 14,533            17,620

Less current portion due within one year                                                    9,495             7,240
                                                                                           ------           -------
Long-term debt and capital loan obligation, net of current portion                        $ 5,038          $ 10,380
                                                                                           ======           =======

Aggregate principal payments for the next five years are as follows:

     1996      $  9,495
     1997         2,847
     1998         2,007
     1999           174
     2000            10
                -------
     Total     $ 14,533
               ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results Of Operations.

Results of Operations

Overview

American Studios, Inc.'s net loss for the third quarter, ending September 29, 1996, of $569,000 was a 85.2% improvement over the third quarter of 1995's net loss of $3.9 million. Sales increased 6.3% to $24.8 million as compared to $23.3 million in 1995. The improvement in operating results is due primarily to increased gross margin in the Permanent Studio operations, increased efficiency in portrait processing which reduced costs, along with reduced general and administrative expenses.

The Company incurred a net loss of $5.1 million for the first three quarters of 1996, a $1.1 million improvement over $6.3 million net loss for the same period in 1995. Net sales increased 3.0% to $68.7 million as compared to $66.7 million for the same period in 1995. The reduction in the net loss is due to improved gross margin in Permanent Studios and Fashion Photography, increased portrait processing efficiency and reduced general and administrative expenses. The increase in net sales was due to an increase in Fashion Photography and Permanent Studio operations being partially offset by lower sales in Traveling Studio operations.

Permanent Studio Operations

For the third quarter of 1996 in permanent studio operations, gross margin improved due to improved labor productivity, lower promotion expenses, and decreased product costs due to the implementation of the Company's digital imaging system. These improvements were partially offset by a 15.1% decline in customers per promotion and higher depreciation expense associated with the digital imaging systems and sales/portrait order systems. Net sales were up 5.6% due to a 4.1% increase in average sales per customer and a 19.2% increase in the number of promotions which was partially offset by the decrease in customers per promotion. Cost of sales per customer decreased 8.6% in the second quarter of 1996 as compared to the third quarter of 1995.

Traveling Studio Operations

For the third quarter of 1996 in traveling studio operations, gross margin increased 26.8% as compared to the third quarter of 1995 principally due to improved labor productivity and reduced promotion costs. Net sales decreased 5.2% principally due to 7.8% decline in customers per promotion partially offset by a 2.9% increase in promotions. The average sales per customer were approximately the same in the third quarter of 1996 and the third quarter of 1995. Cost of sales per customer decreased 4.1% in the third quarter of 1996 versus the third quarter of 1995. The cost reductions were achieved by lower promotion expenses, improved labor productivity, and reduced studio costs.

Fashion Photography Operations

For the third quarter of 1996, fashion photography operations gross margin improved 558.9% as compared to the third quarter of 1995 due to a 26.9% increase in promotions and a 23.7% increase in sales average per customer being partially offset by a 1.4% decline in customers per promotion. Cost of sales per customer increased 12% due to reduced labor efficiency, higher promotion costs, and increased studio costs related to conversion of our fashion operations to digital imaging technology.

General Operations - During the third quarter, Wal*Mart began a test with another portrait photography company in 15 of ASI's existing permanent studio locations in the western United States. The Company's traveling children's and fashion photography operations in this region are not involved in the test. These locations were obtained by ASI in October 1995 from Associated Family Photographers. In October 1996, the Company was notified by Wal*Mart that its seven portrait studios in Puerto Rico would be given to another vendor while ASI was awarded four new studio locations in Mexico. These decisions are consistent with Wal*Mart's corporate policy of having two suppliers for all vendor services.

General and Administrative Expenses - General and administrative expenses were $3.4 million, or 13.7% of net sales for the third quarter of 1996 as compared to $5.0 million, or 21.2% of net sales for the third quarter of 1995. The decrease in general and administrative expenses is principally due to (i) the Company's restructuring of field and corporate management, (ii) reduced communications costs, and (iii) lower insurance costs.

Interest Expense - Interest expense was $372,000 for the third quarter of 1996, as compared to $233,000 for the same period in 1995. The increase in interest expense for the third quarter of 1996 is primarily due to borrowings on the Company's revolving credit facility to support working capital needs, and long-term capital lease and note obligations to finance the Company's digital imaging and electronic order entry systems.

Income Tax Benefit - During the third quarter of 1995, the Company recognized income tax benefits totaling approximately $2.2 million relating principally to operating losses incurred during the period. Historically, during quarters in which the Company experiences a loss, the Company has recognized income tax benefits at an effective tax rate of 40%; however, during the third quarter of 1996, there was no income tax benefit due to the Company's utilization of net operating loss carrybacks as a result of the 1995 net loss.

Seasonality

Like the business of many retailers, the Company's business is seasonal, with its highest sales historically occurring in the fourth quarter and its lowest sales historically occurring in the first quarter. The fourth quarter accounted for approximately 35% of the Company's net sales in 1995 and the first quarter accounted for approximately 18% of the Company's net sales in 1995.

Liquidity and Capital Resources

Net working capital at September 29, 1996 was a negative $18.5 million; cash was $763,000. During the third quarter of 1996, net working capital increased $368,000 over the second quarter of 1996 due to an increase in cash, an increase in prepaid expenses, a decrease in the current portion of long term debt, and a reduction in commissions payable to Wal*Mart. These increases were partially offset by an increase in trade accounts payable, a reduction in inventories, an increase in accrued taxes (other than income), and larger self-insurance reserves.

The Company believes that cash flow from operations and borrowings under its existing revolving credit facility will be adequate to fund the Company's operating requirements for 1996. The Company plans to continue to examine appropriate cost cutting measures, its method of operating in certain Wal*Mart stores, non-profitable areas of its operations and ways to continue to improve its operating and portrait processing efficiency. However, the Company's ability to meet its liquidity needs for 1996 will depend principally on the success of management's efforts to increase sales and reduce cost.

On November 1, 1995, the Company obtained a new secured revolving credit facility that expires on January 31, 1997 from its commercial bank lender. The Company and the commercial bank amended this facility on March 26, 1996 to, among other things, modify certain financial covenants to facilitate the Company's compliance therewith and to reduce the maximum amount available thereunder. The maximum amount available under this facility, as amended, including amounts available for letters of credit issued in connection with the Company's worker's compensation insurance arrangements, is $14.5 million through March 31, 1996, $13.5 million from April 1, 1996 through May 31, 1996, $13.0 million from June 1, 1996 through July 31, 1996, $11.5 million from August 1, 1996 through October 31, 1996, $9.5 million from November 1, 1996 through November 30, 1996 and $8.5 million from December 1, 1996 until maturity. As of September 29, 1996, the Company had obligations of approximately $5.6 million under this facility and the bank had issued letters of credit under this facility in the aggregate amount of approximately $2.3 million in connection with the Company's worker's compensation insurance arrangements. The Company's obligations under the facility are secured by a first priority security interest in all of the Company's assets (other than certain equipment used in the Company's digital imaging systems with regard to which the Company had granted a first security interest to a vendor prior to obtaining the facility), including any federal and state tax refunds.

The interest rate under the facility is the bank's prime rate. The Company has agreed to deposit all of its funds into an account with the bank. The facility contains certain financial covenants of the Company relating to minimum tangible net worth and debt to tangible net worth and interest coverage ratios. In addition, the facility contains covenants of the Company that, among other things, prohibit capital expenditures or acquisitions without the bank's consent, limit operating lease expense, restrict the Company's ability to incur additional debt or liens and require the Company to maintain a majority of its senior management. At September 29, 1996, the Company was in compliance with the covenants under the facility.

The Company obtained several long-term leases and secured long-term notes totaling $9.7 million from several vendors to finance certain equipment associated with the Company's digital imaging systems and sales/portrait order entry stations during 1995. At September 29, 1996, the Company had obligations of approximately $7.7 million under such arrangements discussed above.

In November 1995, the Company entered into a short-term note financing arrangement with its primary supplier evidenced by a promissory note in the principal amount of $4.1 million and a security agreement pursuant to which the Company's obligations under such note are secured by a security interest in all inventories of supplies sold by such supplier to the Company. The principal amount of the note is payable in monthly payments of $500,000 beginning March 1996 until paid, together with monthly payments of interest at Citibank's prime rate on the outstanding principal balance. At September 29, 1996, the Company had obligations of approximately $670,000 under the short-term financing arrangement.

At the end of the third quarter of 1996, total net capital expenditures to date were approximately $584,000. The Company's present expectation is that these and other capital expenditures will be approximately $775,000 for 1996. This estimate does not include any expenditures by the Company for any additional digital imaging systems.


The Company's 1991 and 1992 federal income tax returns are presently being examined by the Internal Revenue Service. Although the results of such examination cannot be predicted with certainty, management believes that additional assessments, if any, arising from this examination will not have a material effect on the Company's financial position or future results of operations.

The statements herein as to the Company's beliefs concerning, and plans for, the future are forward-looking statements that are subject to a number of risks and uncertainties. In addition to the other factors, any uncertainties specifically identified in the text related to such statements, among other factors that could cause actual results to differ materially from those contemplated in such forward-looking statements are the following (i) the Company's inability to increase net sales, (ii) the Company's inability to attract customers in a sufficient number and/or achieve a sufficient sales average to enable the Company to offset the costs associated with its operations, (iii) the Company's inability to control the variable costs of its operations, (iv) the Company's inability to maintain satisfactory portrait processing operations in terms of costs and quality, (v) the adverse impact on the Company of strategies pursued by its competitors, (vi) the unsatisfactory resolution of the claims, investigations and lawsuits and the examination discussed herein, and (vii) any decision by Wal*Mart to authorize another portrait photography company to provide services in a material number of Wal*Mart stores presently serviced by the Company. Other factors that could cause actual results to differ materially from those set forth in such forward-looking statements include the risks and uncertainties detailed in the Company's most recent Form 10-K and other filings with the Securities and Exchange Commission. All such factors could have an adverse effect on the Company's results of operations and liquidity needs for 1996.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              AMERICAN STUDIOS, INC.

Date: November 13, 1996       By: /s/ J. Robert Wren, Jr.
                                 ----------------------------------
                                       J. Robert Wren, Jr.
                                       Chief Executive Officer


Date: November 13, 1996       By: /s/ Shawn W. Poole
                                -------------------------------------
                                      Shawn W. Poole
                                      Executive Vice President/Chief
                                      Financial Officer (Principal Financial
                                      Officer and Accounting Officer)

Item 6.   Exhibits and Reports on Form 8-K

         (a) Exhibit 10(a) Second Amendment to Employment and Non-compete Agreement with J. Robert Wren, Jr. dated September 14, 1996.

                  Exhibit 10(b) First Amendment to Employment and Non-compete Agreement by and between the Company and James O. Mattox dated September 14, 1996.

         (b)      None